Form 10-K/A
period 2002-12-31
REVOLVING HOME EQUITY LOAN ASSET BACKED NOTES SERIES 2002-F
filed 2003-08-07
CIK 1225338

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

                                 FORM 10-K/A

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

                     Commission file number: 333-97873-04


                                 CWABS, Inc.
                 CWABS Master Trust, Series 2002-F Subtrust,
      Revolving Home Equity Loan Asset Backed Securities, Series 2002-F
      -----------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


            Delaware                                95-4449516
------------------------------------     -------------------------------------
(State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization)

c/o     Bank One, National Association
        1 Bank One Plaza, Suite IL1-0126
        Chicago, Illinois                            60670
----------------------------------------   --------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act.) Yes ___ No   X
                                                  -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: Not applicable
                                                 --------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2002: Not applicable
                                                  ---------------

        This Form 10-K/A, which hereby amends the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 previously filed with the Commission (the "Original Form 10-K"), is being filed by the Registrant solely for the purpose of updating the reference to Exhibit 99.3 in Part IV,
Item 15(a)(3) and adding Exhibit 99.3 to the Original Form 10-K.


        Part IV, Item 15(a)(3) of the Original Form 10-K is hereby amended by replacing the existing reference to Exhibit 99.3 in its entirety to read as follows:


        Exhibit 99.3: Audited financial statements of Financial Guaranty Insruance Company for the year ended December 31, 2002.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CWABS, INC.,
                                CWABS MASTER TRUST, SERIES 2002-F SUBTRUST,
                                REVOLVING HOME EQUITY LOAN ASSET BACKED
                                SECURITIES, SERIES 2002-F

                                By:     Bank One, National Association,
                                        as Trustee*


                                By:      /s/ Barbara Grosse
                                Name:    Barbara G. Grosse
                                Title:   Vice President

                                Date:    August 1, 2003



_____________________
* This amended report is being filed by the Trustee on behalf of the Trust. The Trust does not have any officers or directors.

                                EXHIBIT INDEX


                                                                    Sequent
Exhibit Document                                                Page Number
----------------                                                -----------



99.3    Audited financial statements of Financial Guaranty
        Insruance Company for the year ended December 31, 2002............6